Form 10QSB
period 2001-01-26
CAYUGA ACQUISITION CORP
filed 2001-03-01
CIK 1120645

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                     FORM 10-QSB
                      (Mark One)

   [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ending
                   January 26, 2001

   Or

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from to

                 Commission file number 000-31845

                  CAYUGA ACQUISITION CORPORATION
     (Exact name of registrant as specified in its charter)

            Nevada                             91-2058231
     (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)        Identification No.)


              200 Fisher Road, Jenkintown, PA 19046
       (Address of principal executive offices (zip code))

                          918-336-1773
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes            No     X

     The registrant became subject to the filing requirements within the past 90 days.

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                       Outstanding at January 26, 2001
     Common Stock, par value $0.001                     500,000


                PART I - - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                 CAYUGA ACQUISITION CORPORATION
                  (A Development Stage Company)
                     As of January 26, 2001
                           (Unaudited)

                             ASSETS

     Cash                                         $    500


     TOTAL ASSETS                                 $    500

              LIABILITIES AND STOCKHOLDER'S EQUITY

     LIABILITIES                                  $     -

     STOCKHOLDER'S EQUITY

     Common stock, .001 par value, 100,000,000 shares
     authorized, 500,000 issued and outstanding        500

     Total Stockholder's Equity                        500

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $    500


         See accompanying notes to financial statements

                 CAYUGA ACQUISITION CORPORATION
                  (A Development Stage Company)
                    Statement of Operations
                           (Unaudited)

                                  September 1, 2000      June 30, 2000
                                         to              (Inception) to
                                  January 26, 2001      January 26, 2001

     Income                             $   -                 $   -

     Expenses                               -                     -

            Total expenses                  -                     -

     NET LOSS                           $   0                 $   0

     See accompanying notes to financial statements

                 CAYUGA ACQUISITION CORPORATION
                  (A Development Stage Company)
          Statement of Changes in Stockholder's Equity
          For the Period From June 30, 2000 (Inception)
                       To January 26, 2001
                           (Unaudited)


                                                         Deficit
                                                       Accumulated
                            Common Stock    Additional    During
                              Issued          Paid-In   Development
                       Shares       Amount    Capital      Stage      Total

     Common Stock
       Issuance        500,000      $  500       -           -        $ 500

     Fair value of
     expenses contributed -            -         -           -          -

     Net losses for the periods ended:

     January 26, 2001     -            -         -           -          -

     BALANCE AT
     January 26, 2001  500,000      $  500       -           -        $ 500

     See accompanying notes to financial statements

                 CAYUGA ACQUISITION CORPORATION
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (Unaudited)

                                   September 1, 2000       June 30, 2000
                                          to               (Inception) to
                                   January 26, 2001       January 26, 2001

     CASH FLOW FROM OPERATING
       ACTIVITIES:

     Net loss                            $   -                  $   -
      Adjustment to reconcile net
      loss to net cash used by
      operating activities

     Capitalized expenses                    -                      -

     Net cash used in operating
       activities                            -                      -

     CASH FLOWS FROM INVESTING
       ACTIVITIES                            -                      -

     CASH  FLOWS FROM FINANCING
       ACTIVITIES                            -                      -

     Proceeds from issuance of
     common stock                            -                     500

     Net cash provided by financing
     activities                              -                     500

     CASH AND CASH EQUIVALENTS
       BEGINNING OF PERIOD                  500                     -

     CASH AND CASH EQUIVALENTS
       END OF PERIOD                      $ 500                  $ 500

     See accompanying notes to financial statement.

     NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

     A      Organization and Business Operations

     Cayuga Acquisition Corporation (a development stage company) ("the Company") was incorporated in Nevada on June 30, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At January 26, 2001, the Company has not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

     The Company's ability to commence operation is contingent upon its ability to identify a prospective target business.

     B.     Cash and Cash Equivalents

     The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     C.     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with the original maturity of three months or less to be cash equivalents.

     D.     Income Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are there respective tax basis.
      Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 108, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending January 26, 2001.

     NOTE 2    STOCKHOLDER'S EQUITY

     Common Stock

     The Company is authorized to issue 100,000,000 shares of common stock at $ .001 par value. The Company issued
     500,000 shares of its common stock to Michael J. Primavera pursuant to Rule 506 for an aggregate consideration of $500.

     NOTE 3    AGREEMENT

     On June 29, 2000, the Company signed an agreement with Michael J. Primavera, a related entity (see Note 4). The
     Agreement calls for Michael J. Primavera to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1A:

     1. Preparation and filing of required documents with the Securities and Exchange Commission.

     2.     Location and review of potential target companies.

     3. Payment of all corporate, organizational, and other costs incurred by the Company.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

     The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12 (g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13 (a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

     The Company was formed to engage in a merger with or acquisition of and unidentified foreign or domestic private company which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section
     (7)(b)(3) of the Securities Act of 1933, as amended.

     Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

     These benefits are commonly thought to include:

     1 the ability to use securities to make acquisition of assets or businesses;

     2     increased visibility in the financial community;

     3     the facilitation of borrowing from financial
           institutions;
     4     improved trading efficiency;

     5     the potential for shareholder liquidity;

     6     greater ease in subsequently raising capital;

     7 compensation of key employees through options for stock for which there may be a public market;

     8     enhanced corporate image; and

     9     a presence in the United States capital market.

     A private company which may be interested in a business combination with the company may include:

     (1) a company for which a primary purpose of becoming a reporting company is the use of its securities for the acquisition of assets or businesses;

     (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

     (3) a company which wishes to become a reporting company with less dilution of its common stock than would occur normally upon an underwriting;

     (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become a reporting company;

     (5) a foreign company which may wish an initial entry into the United States securities market;

     (6) a company seeking one or more of the other benefits believed to attach to a reporting company.

     The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry of revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

     As of the date hereof, management has not made any final decision concerning or entered into any final agreements for a business combination. When any such final agreement is effected the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

     The current shareholders of the Company have agreed not to sell or otherwise transfer any of their common stock of the Company except in connection with a business combination.

     The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that following such occurrence the Company will take the steps required to cause its common stock to be admitted to quotation on the Nasdaq OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

                  PART II - - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

     ITEM 2.   CHANGES IN SECURITIES

     Not applicable.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

     ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY
               HOLDERS

     Not applicable.

     ITEM 5.   OTHER INFORMATION

     Not applicable.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

            --      Certificate of Incorporation filed as an
            exhibit to the Company's registration statement on Form 10-SB filed on November 26, 2000, and is incorporated herein by reference.

            --      By-Laws filed as an exhibit to the
            Company's registration statement of Form 10-SB filed on November 26, 2000, which is incorporated herein by reference.

            --      Shareholder agreement filed as an exhibit
            to the Company's registration statement on Form
            10-SB filed on November 26, 2000, which is incorporated herein by reference.

            --      Agreement with Michael J. Primavera filed
            as an exhibit to the Company's registration statement of Form 10-SB filed on November 26, 2000, which is incorporated herein by reference.

     (b)    Reports on Form 8-K

            There were no reports on Form 8-K filed by the Company during the quarter.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CAYUGA ACQUISITION CORPORATION


                                    By:  /s/  Michael J. Primavera
                                         Michael J. Primavera
                                         President

     Dated:   February 5, 2001