Form 10QSB
period 2001-04-26
CAYUGA ACQUISITION CORP
filed 2001-06-12
CIK 1120645

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB
                            (Mark One)

   [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ending
                          April 26, 2001
   Or

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes             No      X

         The registrant became subject to the filing requirements within the past 90 days.

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                   Outstanding at April 26, 2001
      Common Stock, par value $0.001                  500,000

                PART I - - FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

                 CAYUGA ACQUISITION CORPORATION
                 (A Development Stage Company)
                      As of April 26, 2001
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


          See accompanying notes to financial statements

                 CAYUGA ACQUISITION CORPORATION
                 (A Development Stage Company)
                    Statement of Operations
                          (Unaudited)

                           January 27, 2001     June 30, 2000
                                   to           (Inception) to
                            April 26, 2001      April 26, 2001

      Income                   $   -               $   -

      Expenses                     -                   -

              Total expenses       -                   -

      NET LOSS                 $   0                $  0


               See accompanying notes to financial statements

                 CAYUGA ACQUISITION CORPORATION
                 (A Development Stage Company)
          Statement of Changes in Stockholder's Equity
         For the Period From June 30, 2000 (Inception)
                       To April 26, 2001
                          (Unaudited)


                                                  Deficit
                                                Accumulated
                 Common Stock        Additional   During
                    Issued            Paid-In   Development
              Shares        Amount    Capital      Stage       Total

Common Stock
 Issuance     500,000       $  500       -           -         $ 500

Fair value of
 expenses
 contributed     -             -         -           -           -

Net losses for the periods ended:

April 26, 2001   -             -         -           -           -

BALANCE AT
April 26,
 2001         500,000       $  500       -           -         $ 500

                 See accompanying notes to financial statements

                 CAYUGA ACQUISITION CORPORATION
                 (A Development Stage Company)
                    Statements of Cash Flows
                          (Unaudited)

                            January 27, 2001       June 30, 2000
                                    to             (Inception) to
                             April 26, 2001        April 26, 2001

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

      NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

      A.      Organization and Business Operations

      Cayuga Acquisition Corporation (a development stage company) ("the Company") was incorporated in Nevada on June 30, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At April 26, 2001, the Company has not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

      D.      Income Taxes

      The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.
      Deferred tax assets and liabilities are there respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 108, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending April 26, 2001.

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

      The Company was formed to engage in a merger with or acquisition of and unidentified foreign or domestic private company which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7) (b) (3) of the Securities Act of 1933, as amended.

      Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

      These benefits are commonly thought to include:

      (1)     the ability to use securities to make
              acquisition of assets or businesses;

      (2)     increased visibility in the financial community;

      (3) the facilitation of borrowing from financial institutions;

      (4)     improved trading efficiency;

      (5)     the potential for shareholder liquidity;

      (6)     greater ease in subsequently raising capital;

      (7) compensation of key employees through options for stock for which there may be a public market;

      (8)     enhanced corporate image; and

      (9)     a presence in the United States capital market.

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

      Dated:  April 26, 2001